Form 10-K/A
period 2006-12-31
J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP8
filed 2007-04-02
CIK 1374390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
This Amendment No. 1 amends and restates the Form 10-K filed on March 30, 2007. The sole item being amended is to provide the correct Exhibit 34.7, the incorrect version of which was originally filed on the Form 10-K filed on March 30, 2007.

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